Form 10-K
period 2019-12-31
UBS Commercial Mortgage Trust 2018-C14
filed 2020-03-16
CIK 1758292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Société Générale, New York Branch

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

LMF Commercial, LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Rialto Mortgage Finance, LLC)

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Not applicable.

EXPLANATORY NOTES

The Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan, the Clevelander South Beach Mortgage Loan and the Regency Properties Portfolio Mortgage Loan, which constituted approximately 5.4%, 5.4%, 5.0% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Nebraska Crossing Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Riverwalk II Mortgage Loan which is an asset of the issuing entity and three other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Clevelander South Beach Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Regency Properties Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan, the Clevelander South Beach Mortgage Loan and the Regency Properties Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the GNL Portfolio Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The GNL Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the GNL Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the GNL Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the GNL Portfolio loan combination in the BBCMS Mortgage Trust 2018-C2 transaction, Commission File Number 333-226850-01 (the “BBCMS 2018-C2 Transaction”).  After the closing of the BBCMS 2018-C2 Transaction on December 20, 2018, this loan combination, including the GNL Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the BBCMS 2018-C2 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Heartland Dental Medical Office Portfolio Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The Heartland Dental Medical Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Heartland Dental Medical Office Portfolio Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity.This loan combination, including the Heartland Dental Medical Office Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Heartland Dental Medical Office Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2019-C50 transaction, Commission File Number 333-226486-05 (the “WFCM 2019-C50 Transaction”).  After the closing of the WFCM 2019-C50 Transaction on May 14, 2019, this loan combination, including the Heartland Dental Medical Office Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2019-C50 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan, the special servicer of the Ellsworth Place Mortgage Loan and the primary servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the Heartland Dental Medical Office Portfolio Mortgage Loan and the Lafayette Park Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Christiana Mall Mortgage Loan and the primary servicer of the Lafayette Park Mortgage Loan and the Ellsworth Place Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the 1670 Broadway Mortgage Loan, the Barrywoods Crossing Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan, the GNL Portfolio Mortgage Loan, the Lafayette Park Mortgage Loan, the Christiana Mall Mortgage Loan and the Ellsworth Place Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the GNL Portfolio Mortgage Loan, the Heartland Dental Medical Office Portfolio Mortgage Loan and the Ellsworth Place Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Lafayette Park Mortgage Loan, the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan, the Clevelander South Beach Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the UBS 2018-C13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan, the Lafayette Park Mortgage Loan, the GNL Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan.  Pursuant to the trust and servicing agreement for the BBCMS 2018-CHRS Transaction, the pooling and servicing agreement for the WFCM 2018-C47 Transaction, the pooling and servicing agreement for the CSAIL 2018-C14 Transaction, the pooling and servicing agreement for the BBCMS 2018-C2 Transaction and the pooling and servicing agreement for the WFCM 2019-C50 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan, the Lafayette Park Mortgage Loan, the GNL Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan and the Lafayette Park Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Christiana Mall Mortgage Loan, the 1670 Broadway Mortgage Loan, the Barrywoods Crossing Mortgage Loan, the Ellsworth Place Mortgage Loan, the Lafayette Park Mortgage Loan, the GNL Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the GNL Portfolio Mortgage Loan, the servicer compliance statement of KeyBank National Association as primary servicer of the GNL Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the GNL Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Heartland Dental Medical Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2019-C50 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2019-C50 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2019-C50 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

The servicer compliance statement for the twelve months ended December 31, 2019, furnished pursuant to Item 1123 of Regulation AB by Wells Fargo Bank, National Association (“Wells Fargo”), as certificate administrator (attached to this Form 10-K as Exhibit 35.3), discloses that the following material instance of noncompliance occurred with respect to the Pooling And Servicing Agreement:

On January 17, 2019, Wells Fargo made a distribution (the “January Distribution”) to the holders of the certificates of the UBS Commercial Mortgage Trust 2018-C14 Commercial Mortgage Pass-Through Certificates Series 2018-C14. The January Distribution contained a payment error that resulted in the overpayment to several CUSIPs totaling approximately $135,650 and a corresponding underpayment to the sole holder of the physical certificates. The payment error resulted from an administrative error during the deal setup process. The impact of this error was limited to the January Distribution.

On January 25, 2019, the January Distribution was revised to correct the payment error, whereby funds received from the overpaid CUSIPs were distributed to the underpaid holder. To prevent further similar payment errors, Wells Fargo has incorporated additional control procedures.

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

4.6           Pooling and Servicing Agreement, dated as of December 1, 2018, by and among Barclays Commercial Mortgage Securities LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on February 28, 2019 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of May 1, 2019, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 16, 2019 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.8           Primary Servicing Agreement, dated as of December 1, 2018, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.9           Agreement Between Noteholders, dated as of November 9, 2018, by and among KeyBank National Association, as Initial Note A-1 Holder, and Société Générale Financial Corporation, as Initial Note A-2 Holder and Initial Note A-3 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder, and Initial Note A-10 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein), as amended by Amended and Restated Agreement Between Note Holders, dated as of May 14, 2019, by and between Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2018-C14 Commercial Mortgage Pass-Through Certificates Series 2018-C14, as Note A-1 Holder and Note A-10 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder and Note A-9 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2018-C15 Commercial Mortgage Pass-Through Certificates Series 2018-C15, as Note A-4 Holder, Note A-5 Holder and Note A-6 Holder, and Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2019-C16 Commercial Mortgage Pass-Through Certificates Series 2019-C16, as Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K/A filed on June 25, 2019 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of November 29, 2018, by and between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital, as Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of December 11, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-5 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-6 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

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

4.14         Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of October 11, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-6 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of August 9, 2018, by and among Barclays Bank PLC, as Initial Note 1 Holder, Société Générale, as Initial Note 2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note 3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.18         Co-Lender Agreement, dated as of September 25, 2018, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2 Holder, and Rialto Mortgage Finance, LLC, as Note A-3 Holder, and Rialto Mortgage Finance, LLC, as Note A-4 Holder, and Rialto Mortgage Finance, LLC, as Note A-5 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.19         Agreement Between Note Holders, dated as of October 11, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

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

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Riverwalk II Mortgage Loan

33.7         Rialto Capital Advisors, LLC, as Special Servicer of the Riverwalk II Mortgage Loan (see Exhibit 33.2)

33.8         Wells Fargo Bank, National Association, as Trustee of the Riverwalk II Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Wells Fargo Bank, National Association, as Custodian of the Riverwalk II Mortgage Loan (see Exhibit 33.4)

33.10       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk II Mortgage Loan (see Exhibit 33.5)

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.1)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.2)

33.13       Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 33.4)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 33.5)

33.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 33.1)

33.17       Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 33.2)

33.18       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

33.19       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 33.4)

33.20       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 33.5)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.1)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.2)

33.23       Wells Fargo Bank, National Association, as Trustee of the Regency Properties Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.5)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

33.27       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.26)

33.28       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.4)

33.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.31       National Tax Search, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 33.1)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 33.1)

33.34       Wells Fargo Bank, National Association, as Trustee of the 1670 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the 1670 Broadway Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the 1670 Broadway Mortgage Loan

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.1)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.1)

33.39       Wells Fargo Bank, National Association, as Trustee of the Barrywoods Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.4)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.36)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 33.26)

33.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 33.1)

33.44       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 33.4)

33.46       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 33.5)

33.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 33.30)

33.48       National Tax Search, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 33.31)

33.49       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan (see Exhibit 33.26)

33.50       Rialto Capital Advisors, LLC, as Special Servicer of the Lafayette Park Mortgage Loan (see Exhibit 33.2)

33.51       Wilmington Trust, National Association, as Trustee of the Lafayette Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of the Lafayette Park Mortgage Loan (see Exhibit 33.4)

33.53       Pentalpha Surveillance LLC, as Operating Advisor of the Lafayette Park Mortgage Loan (see Exhibit 33.36)

33.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 33.30)

33.55       National Tax Search, LLC, as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 33.31)

33.56       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

33.57       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

33.58       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.62       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.2)

33.63       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 33.5)

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

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Riverwalk II Mortgage Loan

34.7         Rialto Capital Advisors, LLC, as Special Servicer of the Riverwalk II Mortgage Loan (see Exhibit 34.2)

34.8         Wells Fargo Bank, National Association, as Trustee of the Riverwalk II Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Wells Fargo Bank, National Association, as Custodian of the Riverwalk II Mortgage Loan (see Exhibit 34.4)

34.10       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk II Mortgage Loan (see Exhibit 34.5)

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.1)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.2)

34.13       Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 34.4)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 34.5)

34.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 34.1)

34.17       Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 34.2)

34.18       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

34.19       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 34.4)

34.20       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 34.5)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.1)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.2)

34.23       Wells Fargo Bank, National Association, as Trustee of the Regency Properties Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.5)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

34.27       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.26)

34.28       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.4)

34.30       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.31       National Tax Search, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 34.1)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 34.1)

34.34       Wells Fargo Bank, National Association, as Trustee of the 1670 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the 1670 Broadway Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the 1670 Broadway Mortgage Loan

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.1)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.1)

34.39       Wells Fargo Bank, National Association, as Trustee of the Barrywoods Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.4)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.36)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 34.26)

34.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 34.1)

34.44       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 34.4)

34.46       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 34.5)

34.47       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 34.30)

34.48       National Tax Search, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 34.31)

34.49       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan (see Exhibit 34.26)

34.50       Rialto Capital Advisors, LLC, as Special Servicer of the Lafayette Park Mortgage Loan (see Exhibit 34.2)

34.51       Wilmington Trust, National Association, as Trustee of the Lafayette Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of the Lafayette Park Mortgage Loan (see Exhibit 34.4)

34.53       Pentalpha Surveillance LLC, as Operating Advisor of the Lafayette Park Mortgage Loan (see Exhibit 34.36)

34.54       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 34.30)

34.55       National Tax Search, LLC, as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 34.31)

34.56       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

34.57       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

34.58       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.62       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.2)

34.63       Wilmington Trust, National Association, as Trustee of the Heartland Dental Medical Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 34.5)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Riverwalk II Mortgage Loan

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Riverwalk II Mortgage Loan (see Exhibit 35.2)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 35.2)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 35.2)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 35.1)

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

35.13       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.12)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 35.1)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Barrywoods Crossing Mortgage Loan (see Exhibit 35.1)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Barrywoods Crossing Mortgage Loan (see Exhibit 35.1)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 35.12)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 35.1)

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan (see Exhibit 35.12)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Lafayette Park Mortgage Loan (see Exhibit 35.2)

35.22       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the Heartland Dental Medical Office Portfolio Mortgage Loan (see Exhibit 35.2)

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

99.7         Primary Servicing Agreement, dated as of May 1, 2019, between Wells Fargo Bank, National Association, as Master Servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 21, 2020 under Commission File No. 333-227784-01 and incorporated by reference herein).

99.8         Primary Servicing Agreement, dated as of December 1, 2018, between Wells Fargo Bank, National Association, as Master Servicer, and KeyBank National Association, as Primary Servicer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 28, 2020 under Commission File No. 333-227784-01 and incorporated by reference herein).

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

Date: March 16, 2020

/s/ David Schell

David Schell, Managing Director

Date: March 16, 2020