Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2018-C14
filed 2021-03-16
CIK 1758292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan, the Clevelander South Beach Mortgage Loan and the Regency Properties Portfolio Mortgage Loan, which constituted approximately 5.4%, 5.4%, 5.0% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Nebraska Crossing Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Riverwalk II Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Clevelander South Beach Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Regency Properties Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan, the Clevelander South Beach Mortgage Loan and the Regency Properties Portfolio Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan, which constituted approximately 4.6% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 1670 Broadway Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Barrywoods Crossing Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. A pari passu portion of each loan combination was securitized in the UBS Commercial Mortgage Trust 2018-C13 transaction, Commission File Number 333-207340-14 (the “UBS 2018-C13 Transaction”). These loan combinations, including the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C13 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Heartland Dental Medical Office Portfolio Mortgage Loan, which constituted approximately 6.8% of the asset pool of the issuing entity as of its cut-off date.  The Heartland Dental Medical Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Heartland Dental Medical Office Portfolio Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Heartland Dental Medical Office Portfolio Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Heartland Dental Medical Office Portfolio loan combination in the Wells Fargo Commercial Mortgage Trust 2019-C50 transaction, Commission File Number 333-226486-05 (the “WFCM 2019-C50 Transaction”).  After the closing of the WFCM 2019-C50 Transaction on May 14, 2019, this loan combination, including the Heartland Dental Medical Office Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2019-C50 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Heartland Dental Medical Office Portfolio Mortgage Loan, the GNL Portfolio Mortgage Loan, the Lafayette Park Mortgage Loan, the 1670 Broadway Mortgage Loan, the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan and the Barrywoods Crossing Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan, the Clevelander South Beach Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the UBS 2018-C13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan, the Clevelander South Beach Mortgage Loan, the Regency Properties Portfolio Mortgage Loan, the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Christiana Mall Mortgage Loan, the 1670 Broadway Mortgage Loan, the Barrywoods Crossing Mortgage Loan, the Ellsworth Place Mortgage Loan, the Lafayette Park Mortgage Loan, the GNL Portfolio Mortgage Loan and the Heartland Dental Medical Office Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the GNL Portfolio Mortgage Loan, the servicer compliance statements of KeyBank National Association as primary servicer of the GNL Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the GNL Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.10          Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial Note A-9 Holder, and Initial Note A-10 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein), as amended by Amended and Restated Agreement Between Note Holders, dated as of May 14, 2019, by and between Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2018-C14 Commercial Mortgage Pass-Through Certificates Series 2018-C14, as Note A-1 Holder and Note A-10 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder and Note A-9 Holder, Deutsche Bank AG, New York Branch, as Note A-3 Holder, Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2018-C15 Commercial Mortgage Pass-Through Certificates Series 2018-C15, as Note A-4 Holder, Note A-5 Holder and Note A-6 Holder, and Wells Fargo Bank, National Association, as Trustee for the Benefit of the Registered Holders of UBS Commercial Mortgage Trust 2019-C16 Commercial Mortgage Pass-Through Certificates Series 2019-C16, as Note A-7 Holder and Note A-8 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K/A filed on June 25, 2019 under Commission File No. 333-227784-01 and incorporated by reference herein).

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

Date: March 15, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 15, 2021