Form 10-K
period 2023-12-31
UBS Commercial Mortgage Trust 2018-C14
filed 2024-03-14
CIK 1758292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan and the Clevelander South Beach Mortgage Loan, which constituted approximately 5.4%, 5.4% and 5.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Nebraska Crossing Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Riverwalk II Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity and (c) with respect to the Clevelander South Beach Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Nebraska Crossing Mortgage Loan, the Riverwalk II Mortgage Loan and the Clevelander South Beach Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Regency Properties Portfolio Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

The Heartland Dental Medical Office Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan and the special servicer of the Ellsworth Place Mortgage Loan prior to April 24, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the GNL Portfolio Mortgage Loan, the Lafayette Park Mortgage Loan, the 1670 Broadway Mortgage Loan, the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan and the Barrywoods Crossing Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the GNL Portfolio Mortgage Loan and the Ellsworth Place Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Riverwalk II Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan, the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the UBS 2018-C13 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Riverwalk II Mortgage Loan, the Nebraska Crossing Mortgage Loan, the Clevelander South Beach Mortgage Loan, the 1670 Broadway Mortgage Loan and the Barrywoods Crossing Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Christiana Mall Mortgage Loan, the 1670 Broadway Mortgage Loan, the Barrywoods Crossing Mortgage Loan, the Ellsworth Place Mortgage Loan, the Lafayette Park Mortgage Loan and the GNL Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Ellsworth Place Mortgage Loan and the GNL Portfolio Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Ellsworth Place Mortgage Loan on and after April 24, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the Ellsworth Place Mortgage Loan on and after April 24, 2023, KeyBank National Association as primary servicer of the GNL Portfolio Mortgage Loan and LNR Partners, LLC as special servicer of the GNL Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

4.4           Pooling and Servicing Agreement, dated as of October 1, 2018, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

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

4.9           Co-Lender Agreement, dated as of November 29, 2018, by and between Natixis Real Estate Capital LLC, as Note A-1 Holder, and Natixis Real Estate Capital, as Note A-2 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of December 11, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-5 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-6 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of December 12, 2018, by and between Société Générale, as Initial Note A-1 Holder, and Société Générale, as Initial Note A-2 Holder, and Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

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

4.13         Agreement Between Note Holders, dated as of October 11, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-6 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.14         Co-Lender Agreement, dated as of August 9, 2018, by and among Barclays Bank PLC, as Initial Note 1 Holder, Société Générale, as Initial Note 2 Holder, and Deutsche Bank AG, New York Branch, as Initial Note 3 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of December 12, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of September 25, 2018, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2 Holder, and Rialto Mortgage Finance, LLC, as Note A-3 Holder, and Rialto Mortgage Finance, LLC, as Note A-4 Holder, and Rialto Mortgage Finance, LLC, as Note A-5 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

4.17         Agreement Between Note Holders, dated as of October 11, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein).

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

33.23       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

33.28       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 33.27)

33.29       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.4)

33.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 33.1)

33.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 33.1)

33.35       Wells Fargo Bank, National Association, as Trustee of the 1670 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the 1670 Broadway Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the 1670 Broadway Mortgage Loan

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

33.41       Wells Fargo Bank, National Association, as Trustee of the Barrywoods Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.37)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 33.27)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan prior to April 24, 2023 (see Exhibit 33.1)

33.47       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

33.48       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.49       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 33.4)

33.50       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 33.5)

33.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 33.31)

33.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.53       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan (see Exhibit 33.27)

33.54       Rialto Capital Advisors, LLC, as Special Servicer of the Lafayette Park Mortgage Loan (see Exhibit 33.2)

33.55       Wilmington Trust, National Association, as Trustee of the Lafayette Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Lafayette Park Mortgage Loan (see Exhibit 33.4)

33.57       Pentalpha Surveillance LLC, as Operating Advisor of the Lafayette Park Mortgage Loan (see Exhibit 33.37)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 33.31)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.60       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

33.61       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

33.62       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.23       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan

34.28       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 34.27)

34.29       Wilmington Trust, National Association, as Trustee of the Christiana Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.4)

34.31       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 34.1)

34.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 1670 Broadway Mortgage Loan (see Exhibit 34.1)

34.35       Wells Fargo Bank, National Association, as Trustee of the 1670 Broadway Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the 1670 Broadway Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the 1670 Broadway Mortgage Loan

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

34.41       Wells Fargo Bank, National Association, as Trustee of the Barrywoods Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.37)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 34.27)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan prior to April 24, 2023 (see Exhibit 34.1)

34.47       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

34.48       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.49       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 34.4)

34.50       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 34.5)

34.51       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 34.31)

34.52       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.53       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan (see Exhibit 34.27)

34.54       Rialto Capital Advisors, LLC, as Special Servicer of the Lafayette Park Mortgage Loan (see Exhibit 34.2)

34.55       Wilmington Trust, National Association, as Trustee of the Lafayette Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Lafayette Park Mortgage Loan (see Exhibit 34.4)

34.57       Pentalpha Surveillance LLC, as Operating Advisor of the Lafayette Park Mortgage Loan (see Exhibit 34.37)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 34.31)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.60       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

34.61       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

34.62       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.65       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan (see Exhibit 35.12)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Ellsworth Place Mortgage Loan prior to April 24, 2023 (see Exhibit 35.1)

35.20       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan on and after April 24, 2023 (Omitted. See Explanatory Notes.)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan (see Exhibit 35.12)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Lafayette Park Mortgage Loan (see Exhibit 35.2)

35.23       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

99.1         Mortgage Loan Purchase Agreement, dated as of November 28, 2018, between UBS Commercial Mortgage Securitization Corp. and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of November 28, 2018, between UBS Commercial Mortgage Securitization Corp. and Société Générale (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 12, 2018 under Commission File No. 333-227784-01 and incorporated by reference herein)

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

Date: March 14, 2024

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 14, 2024