Form 10-K
period 2025-12-31
UBS Commercial Mortgage Trust 2018-C14
filed 2026-03-17
CIK 1758292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 and the primary servicer of the GNL Portfolio Mortgage Loan, the Lafayette Park Mortgage Loan and the Ellsworth Place Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the primary servicer and special servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 and the primary servicer of the GNL Portfolio Mortgage Loan, the Lafayette Park Mortgage Loan and the Ellsworth Place Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each primary servicer of the GNL Portfolio Mortgage Loan, the Christiana Mall Mortgage Loan, the Ellsworth Place Mortgage Loan and the Lafayette Park Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.1)

33.9       Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 33.2)

33.10       Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.11       Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 33.4)

33.12       Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 33.5)

33.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.14       Rialto Capital Advisors, LLC, as Special Servicer of the Riverwalk II Mortgage Loan (see Exhibit 33.2)

33.15       Wells Fargo Bank, National Association, as Trustee of the Riverwalk II Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Riverwalk II Mortgage Loan (see Exhibit 33.4)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk II Mortgage Loan (see Exhibit 33.5)

33.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 33.2)

33.21       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 33.4)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 33.5)

33.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.1)

33.26       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.2)

33.27       Wells Fargo Bank, National Association, as Trustee of the Regency Properties Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.4)

33.29       Park Bridge Lender Services LLC, as Operating Advisor of the Regency Properties Portfolio Mortgage Loan (see Exhibit 33.5)

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.31       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025

33.32       Trimont LLC, as Primary Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025

33.33       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 33.31)

33.34       Trimont LLC, as Special Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 33.32)

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

33.47       Wells Fargo Bank, National Association, as Trustee of the Barrywoods Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Barrywoods Crossing Mortgage Loan (see Exhibit 33.43)

33.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan prior to March 1, 2025 (see Exhibit 33.31)

33.52       Trimont LLC, as Primary Servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025 (see Exhibit 33.32)

33.53       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 33.4)

33.56       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 33.5)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 33.37)

33.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan prior to March 1, 2025 (see Exhibit 33.31)

33.60       Trimont LLC, as Primary Servicer of the Lafayette Park Mortgage Loan on and after March 1, 2025 (see Exhibit 33.32)

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

33.63       Wells Fargo Bank, National Association, as Custodian of the Lafayette Park Mortgage Loan (see Exhibit 33.4)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the Lafayette Park Mortgage Loan (see Exhibit 33.43)

33.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 33.37)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.31)

33.68       Trimont LLC, as Primary Servicer of the GNL Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.32)

33.69       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

33.70       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

33.71       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 33.4)

33.73       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 33.5)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

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

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.1)

34.9       Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 34.2)

34.10       Wells Fargo Bank, National Association, as Trustee of the Nebraska Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.11       Wells Fargo Bank, National Association, as Custodian of the Nebraska Crossing Mortgage Loan (see Exhibit 34.4)

34.12       Park Bridge Lender Services LLC, as Operating Advisor of the Nebraska Crossing Mortgage Loan (see Exhibit 34.5)

34.13       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.14       Rialto Capital Advisors, LLC, as Special Servicer of the Riverwalk II Mortgage Loan (see Exhibit 34.2)

34.15       Wells Fargo Bank, National Association, as Trustee of the Riverwalk II Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Riverwalk II Mortgage Loan (see Exhibit 34.4)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the Riverwalk II Mortgage Loan (see Exhibit 34.5)

34.18       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the Clevelander South Beach Mortgage Loan (see Exhibit 34.2)

34.21       Wells Fargo Bank, National Association, as Trustee of the Clevelander South Beach Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Custodian of the Clevelander South Beach Mortgage Loan (see Exhibit 34.4)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Clevelander South Beach Mortgage Loan (see Exhibit 34.5)

34.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.1)

34.26       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.2)

34.27       Wells Fargo Bank, National Association, as Trustee of the Regency Properties Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.4)

34.29       Park Bridge Lender Services LLC, as Operating Advisor of the Regency Properties Portfolio Mortgage Loan (see Exhibit 34.5)

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.31       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025

34.32       Trimont LLC, as Primary Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025

34.33       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 34.31)

34.34       Trimont LLC, as Special Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 34.32)

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

34.47       Wells Fargo Bank, National Association, as Trustee of the Barrywoods Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Barrywoods Crossing Mortgage Loan (see Exhibit 34.43)

34.50       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan prior to March 1, 2025 (see Exhibit 34.31)

34.52       Trimont LLC, as Primary Servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025 (see Exhibit 34.32)

34.53       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wilmington Trust, National Association, as Trustee of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Wells Fargo Bank, National Association, as Custodian of the Ellsworth Place Mortgage Loan (see Exhibit 34.4)

34.56       Park Bridge Lender Services LLC, as Operating Advisor of the Ellsworth Place Mortgage Loan (see Exhibit 34.5)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the Ellsworth Place Mortgage Loan (see Exhibit 34.37)

34.58       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan prior to March 1, 2025 (see Exhibit 34.31)

34.60       Trimont LLC, as Primary Servicer of the Lafayette Park Mortgage Loan on and after March 1, 2025 (see Exhibit 34.32)

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

34.63       Wells Fargo Bank, National Association, as Custodian of the Lafayette Park Mortgage Loan (see Exhibit 34.4)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the Lafayette Park Mortgage Loan (see Exhibit 34.43)

34.65       CoreLogic Solutions, LLC, as Servicing Function Participant of the Lafayette Park Mortgage Loan (see Exhibit 34.37)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.31)

34.68       Trimont LLC, as Primary Servicer of the GNL Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.32)

34.69       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan

34.70       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan

34.71       Wilmington Trust, National Association, as Trustee of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wells Fargo Bank, National Association, as Custodian of the GNL Portfolio Mortgage Loan (see Exhibit 34.4)

34.73       Park Bridge Lender Services LLC, as Operating Advisor of the GNL Portfolio Mortgage Loan (see Exhibit 34.5)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

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

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Nebraska Crossing Mortgage Loan (see Exhibit 35.2)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the Riverwalk II Mortgage Loan (see Exhibit 35.2)

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

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the Regency Properties Portfolio Mortgage Loan (see Exhibit 35.2)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025

35.13       Trimont LLC, as Primary Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025

35.14       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan prior to March 1, 2025 (see Exhibit 35.12)

35.15       Trimont LLC, as Special Servicer of the Christiana Mall Mortgage Loan on and after March 1, 2025 (see Exhibit 35.13)

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

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Ellsworth Place Mortgage Loan prior to March 1, 2025 (see Exhibit 35.12)

35.21       Trimont LLC, as Primary Servicer of the Ellsworth Place Mortgage Loan on and after March 1, 2025 (see Exhibit 35.13)

35.22       K-Star Asset Management LLC, as Special Servicer of the Ellsworth Place Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Lafayette Park Mortgage Loan prior to March 1, 2025 (see Exhibit 35.12)

35.24       Trimont LLC, as Primary Servicer of the Lafayette Park Mortgage Loan on and after March 1, 2025 (see Exhibit 35.13)

35.25       Rialto Capital Advisors, LLC, as Special Servicer of the Lafayette Park Mortgage Loan (see Exhibit 35.2)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.12)

35.27       Trimont LLC, as Primary Servicer of the GNL Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.13)

35.28       KeyBank National Association, as Primary Servicer of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       LNR Partners, LLC, as Special Servicer of the GNL Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 17, 2026

/s/ Andrew Lisa

Andrew Lisa, Executive Director

Date: March 17, 2026